Form 10-Q
period 1996-03-31
ERO INC
filed 1996-05-15
CIK 884319

                                   Form 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               QUARTERLY REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

   For The Quarter Ended March 31, 1996       Commission File Number 0-19942


                                   ERO, INC.
                                   ---------
            (Exact name of registrant as specified in its charter)

                  Delaware                                 36-3573286
- - ---------------------------------------------      ----------------------------
(State or other jurisdiction of incorporation      (IRS Employer Identification
              or organization)                                Number)


               585 Slawin Court, Mount Prospect, Illinois 60056
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (847) 803-9200
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                         No
    _____                          _____

At May 10, 1996, there were 10,241,300 shares outstanding of the Company's Common Stock ($0.01 par value).


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:  8

        PART I -  FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                                   ERO, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                   March 31,             December 31,
                                                                                     1996                   1995
                                                                                  ------------           ------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $    871               $    154
     Trade accounts receivable, net of
       allowance for doubtful accounts                                                  21,888                 38,679
     Inventories                                                                        19,982                 17,001
     Prepaid expenses and other current assets                                           3,248                  2,662
     Prepaid income taxes                                                                1,516                     --
                                                                                      --------               --------

TOTAL CURRENT ASSETS                                                                    47,505                 58,496
                                                                                      --------               --------

PROPERTY, PLANT AND EQUIPMENT, at cost,
   net of accumulated depreciation                                                      19,993                 20,348
                                                                                      --------               --------

OTHER ASSETS:
    Deferred charges, net of accumulated amortization                                    3,049                  3,283
    Intangible assets, net of accumulated amortization                                  60,599                 61,212
    Deferred tax benefit                                                                   207                    799
                                                                                      --------               --------

TOTAL OTHER ASSETS                                                                      63,855                 65,294
                                                                                      --------               --------

TOTAL ASSETS                                                                          $131,353               $144,138
                                                                                      ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                $  7,228               $  6,728
     Accounts payable                                                                    6,450                  6,398
     Accrued expenses:
        Compensation                                                                       652                  1,207
        Commissions and royalties                                                        1,186                  2,861
        Advertising, freight and other allowances                                        4,031                  4,777
        Purchase price                                                                   1,671                  2,960
        Other                                                                            2,533                  1,991
     Income taxes payable                                                                   --                  2,882
                                                                                      --------               --------

TOTAL CURRENT LIABILITIES                                                               23,751                 29,804
                                                                                      --------               --------

LONG-TERM DEBT:
     Revolving loan                                                                     13,950                 15,225
     Term loan                                                                          52,000                 54,000
     Other loans                                                                         8,863                  9,045
                                                                                      --------               --------

TOTAL LONG-TERM DEBT                                                                    74,813                 78,270
                                                                                      --------               --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 9,947,700
      shares authorized, no shares issued and outstanding                                   --                     --
     Common stock, $0.01 par value, 50,000,000 shares
      authorized, 10,346,300 shares issued                                                 103                    103
     Capital in excess of par value                                                     38,990                 38,990
     Foreign currency translation adjustment                                               (52)                   324
     Accumulated deficit                                                                (5,479)                (3,251)
     Common stock held in treasury, 120,000 shares
       and 15,000 shares, respectively, at cost                                           (773)                  (102)
                                                                                      --------               --------

TOTAL STOCKHOLDERS' EQUITY                                                              32,789                 36,064
                                                                                      --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $131,353               $144,138
                                                                                      ========               ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ERO, INC.
                        CONSOLIDATED INCOME STATEMENTS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                For the
                                                           three months ended
                                                                March 31,
                                                           -------------------
                                                            1996         1995
                                                           -------     -------
Net sales                                                  $18,884     $14,807
Cost of sales                                               13,265       9,185
                                                           -------     -------
Gross profit                                                 5,619       5,622
Selling, general and administrative expense                  7,553       5,247
                                                           -------     -------
Operating income (loss)                                     (1,934)        375
Interest expense                                             1,846         261
                                                           -------     -------
Income (loss) before income taxes                           (3,780)        114
Income tax provision (benefit)                              (1,552)         49
                                                           -------     -------
Net income (loss)                                          $(2,228)    $    65
                                                           =======     =======

Net income (loss) per share                                 ($0.21)      $0.01

Weighted average number of shares
 outstanding (in thousands)                                 10,364      10,495

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ERO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                 For the
                                                            three months ended
                                                                 March 31,
                                                            ------------------
                                                              1996      1995
                                                            --------   -------
Cash flows from operating activities:
  Net income (loss)                                         $ (2,228)  $    65
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation of property, plant and equipment                631       276
    Amortization of other assets                                 847       512
    Deferred income taxes                                        592       (50)
    Gain on the disposition of property, plant and
     equipment                                                    --        (3)
    Provision for (recoveries from) losses on
     accounts receivable                                         164      (156)
    Changes in current assets and current liabilities, net
     of acquisitions:
      Accounts receivable                                     16,523    10,916
      Inventories                                             (3,181)     (262)
      Prepaid expenses and other current assets                 (611)      134
      Accounts payable                                           102    (3,202)
      Accrued expenses                                        (3,648)   (5,828)
      Income taxes payable                                    (4,398)   (1,064)
                                                            --------   -------
Net cash provided by operating activities                      4,793     1,338
                                                            --------   -------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                 (448)     (132)
                                                            --------   -------

  Proceeds from the sale of property,
   plant and equipment                                            --         3
                                                            --------   -------
Net cash used for investing activities                          (448)     (129)
                                                            --------   -------
Cash flows from financing activities:
  Net repayments under revolving loan facility                (1,275)   (1,275)
  Net repayments under term loan facility                     (1,500)       --
  Net repayments under other loans                              (182)       --
  Purchase of common stock for treasury                         (671)       --
                                                            --------   -------
Net cash used for financing activities                        (3,628)   (1,275)
                                                            --------   -------
Net increase (decrease) in cash and cash equivalents             717       (66)
Cash and cash equivalents:
  Beginning of period                                            154       200
                                                            --------   -------
  End of period                                             $    871   $   134
                                                            ========   =======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ERO, INC.
                                   --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - PRINCIPLES OF CONSOLIDATION:
- - ------------------------------------

The accompanying interim consolidated financial statements include the accounts of ERO, Inc. (the "Company") and its wholly-owned subsidiaries, ERO Industries, Inc., Impact, Inc., Priss Prints, Inc., Amav Industries, Inc., ERO Canada, Inc. and ERO Marketing, Inc. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - INVENTORIES:
- - --------------------

Inventories at March 31, 1996 and December 31, 1995 consist of the following:

                                                    March 31,      December 31,
                                                      1996             1995
                                                   -----------     ------------
Raw materials                                      $ 6,032,000      $ 6,333,000
Work-in-process                                      4,071,000        3,090,000
Finished goods                                       9,879,000        7,578,000
                                                   -----------      -----------
                                                   $19,982,000      $17,001,000
                                                   ===========      ===========

NOTE 3 - COMMON STOCK REPURCHASE PROGRAM
- - ----------------------------------------

During 1995, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. Such purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. During the three months ended March 31, 1996, the Company repurchased 105,000 shares of stock for total consideration of approximately $671,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
- - ---------------------------------------------------------------------

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

Results of Operations
- - ---------------------


Summary of Consolidated Financial Results
(Dollars in millions)
                                          Three months ended
                                               March 31,
                                        ---------------------
                                                                Increase
                                              1996       1995   (Decrease)
                                        ---------------------------------

Net sales                                    $18.9      $14.8        27.7%

Gross profit margin                           29.8%      38.0%      (21.6%)

Selling, general & administrative
  expense (as a percentage of sales)          40.0%      35.4%       13.0%

Interest expense                             $ 1.8      $ 0.3       500.0%


Net sales for the first quarter of 1996 increased 27.7% to $18.9 million as compared to the first quarter of last year. The first quarter sales growth was due to the newly acquired Amav business. This increase was partially offset by a decrease in ERO's licensed product businesses compared to the prior year.

The gross profit margin for the quarter ended March 31, 1996 decreased 21.6% compared to the prior year. With the addition of Amav's manufacturing facility, the percentage of ERO's products which are manufactured in-house is expected to increase from 50% to 75%. This results in an increase in fixed manufacturing overhead costs reflected in an increase in cost of goods sold, which caused a decrease in gross profit margins during the first quarter.

Selling, general and administrative expense as a percentage of sales increased 13.0%. This increase resulted primarily from the amortization of goodwill and higher fixed costs related to the Amav acquisition.

Interest expense for the three months ended March 31, 1996 increased significantly over 1995 due to the acquisition debt.


Liquidity and Capital Resources
- - -------------------------------

Net cash generated from operating activities during the three months ended March 31, 1996 totaled approximately $4.8 million. These cash flows were principally used to repay $3.0 million under the Company's loan facilities repurchase common stock for $0.7 million and fund capital expenditures of $0.4 million.

Management anticipates that cash generated from operations together with current working capital and the Company's credit facility will provide sufficient liquidity and capital resources to pursue the Company's current business strategy, including the funding of working capital, capital expenditures, acquisitions and other needs.

PART II - OTHER INFORMATION
- - ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company is currently involved in several lawsuits arising in the ordinary course of business. The Company maintains insurance covering such liability, and does not believe that the outcome of any such lawsuits will have a material adverse effect on the Company's financial condition.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          A Current Report on Form 8-K regarding the acquisition of Amav Industries Ltd. was initially filed with the Securities and Exchange Commission on December 18, 1995 and was amended under Form 8/K-A (Amendment No. 1) on February 12, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1996


                                    ERO, Inc.



                                           /s/ Ted J. Lueken
                                      ---------------------------
                                            Ted J. Lueken
                                  Senior Vice President of Finance
                                                 and
                                       Chief Financial Officer