Form 10-Q
period 1996-06-30
ERO INC
filed 1996-08-15
CIK 884319

Form 10-Q

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON,  D.C.  20549

                            QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 1996       Commission File Number 0-19942


                                   ERO, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                     36-3573286
(State or other jurisdiction of incorporation   (IRS Employer Identification
           or organization)                           Number)


                 585 Slawin Court, Mount Prospect, Illinois 60056
           (Address of principal executive offices, including zip code)


                                 (708) 803-9200
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__                       No _____

At August 12, 1996, there were 10,241,300 shares outstanding of the Company's Common Stock ($0.01 par value).


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:  12


   PART I -  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS

                                   ERO, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                             June 30,     December 31,
                                               1996          1995
                                            __________    ____________
                                            (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                $     592   $     154
     Trade accounts receivable, net of
       allowance for doubtful accounts           27,592      38,679
     Inventories                                 28,765      17,001
     Prepaid expenses and other current assets    3,277       2,662
     Prepaid income taxes                         1,770         ---
                                              _________   _________
TOTAL CURRENT ASSETS                             61,996      58,496
                                              _________   _________
PROPERTY, PLANT AND EQUIPMENT, at cost,
   net of accumulated depreciation               21,552      20,348
                                              _________   _________
OTHER ASSETS:
    Deferred charges, net of accumulated
      amortization                                2,916       3,283
    Intangible assets, net of accumulated
      amortization                               59,991      61,212
    Deferred tax benefit                             79         799
                                              _________   _________
TOTAL OTHER ASSETS                               62,986      65,294
                                              _________   _________
TOTAL ASSETS                                  $ 146,534   $ 144,138
                                              =========   =========
The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ERO, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                             June 30,     December 31,
                                               1996           1995
                                            (unaudited)
                                            ___________   ____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt        $   7,707   $   6,728
     Accounts payable                            11,366       6,398
     Accrued expenses:
        Compensation                                871       1,207
        Commissions and royalties                 1,488       2,861
        Advertising, freight and other
          allowances                              2,761       4,777
        Purchase price                              ---       2,960
        Other                                     1,042       1,991
     Income taxes payable                           ---       2,882
                                              _________   _________
TOTAL CURRENT LIABILITIES                        25,235      29,804
                                              _________   _________
LONG-TERM DEBT:
     Revolving loan                              29,250      15,225
     Term loan                                   50,000      54,000
     Other loans                                  8,716       9,045
                                              _________   _________
TOTAL LONG-TERM DEBT                             87,966      78,270
                                              _________   _________
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value,
       9,947,700 shares authorized, no
       shares issued and outstanding                ---         ---
     Common stock, $0.01 par value,
       50,000,000 shares authorized,
       10,361,300 shares and 10,346,300
       shares issued, respectively                  104         103
     Capital in excess of par value              39,089      38,990
     Foreign currency translation adjustment        (91)        324
     Accumulated deficit                         (4,996)     (3,251)
     Common stock held in treasury, 120,000
       shares and 15,000 shares,respectively,
       at cost                                     (773)       (102)
                                              _________   _________
TOTAL STOCKHOLDERS' EQUITY                       33,333      36,064
                                              _________   _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 146,534   $ 144,138
                                              =========   =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                ERO, INC.
                      CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share data)
                               (unaudited)

                                        For the three months ended June 30,
                                        __________________________________

                                                 1996          1995
                                                 ____          ____

Net sales                                      $29,608       $37,478
Cost of sales                                   18,494        24,397
                                               _______       _______
Gross profit                                    11,114        13,081
Selling, general and administrative expense      8,302         9,505
                                               _______       _______
Operating income                                 2,812         3,576
Interest expense                                 1,989           344
                                               _______       _______
Income before income taxes                         823         3,232
Income tax provision                               340         1,326
                                               _______       _______
Net income                                     $   483       $ 1,906
                                               =======       =======

Net income per share                             $0.05         $0.18

Weighted average number of shares
  outstanding (in thousands)                    10,324        10,540


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                ERO, INC.
                      CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share data)
                               (unaudited)

                                        For the six months ended June 30,
                                        ________________________________

                                                 1996          1995
                                                 ____          ____

Net sales                                      $48,492       $52,285
Cost of sales                                   31,759        33,582
                                               _______       _______
Gross profit                                    16,733        18,703
Selling, general and administrative expense     15,855        14,752
                                               _______       _______
Operating income                                   878         3,951
Interest expense                                 3,835           605
                                               _______       _______
Income before income taxes                      (2,957)        3,346
Income tax provision                            (1,212)        1,375
                                               _______       _______
Net income                                     $(1,745)      $ 1,971
                                               =======       =======

Net income per share                            ($0.17)        $0.19

Weighted average number of shares
  outstanding (in thousands)                    10,387        10,518


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                ERO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (unaudited)
                                               For the six months ended June 30,
                                               ________________________________

                                                         1996      1995
                                                         ____      ____
Cash flows from operating activities:
     Net income (loss)                                 $(1,745)   $1,971
     Adjustments to reconcile net income (loss)
        to net cash used for operating activities:
           Depreciation of property,plant and equipment  1,297       558
           Amortization of other assets                  1,588     1,016
           Deferred income taxes                           720      (253)
           (Gain) loss on the disposition of property,
             plant and equipment                             1        (3)
           Provision for losses on accounts receivable     305         1
           Tax benefit of stock options exercised            3        ---
           Changes in current assets and current
             liabilities, net of acquisitions:
                Accounts receivable                     10,668    (7,576)
                Inventories                            (11,959)   (3,162)
                Prepaid expenses/other current assets     (640)       17
                Accounts payable                         5,018     2,495
                Accrued expenses                        (7,559)   (1,614)
                Income taxes                            (4,652)       30
                                                       _______    ______
Net cash used for operating activities                  (6,955)   (6,520)
                                                       _______    ______
Cash flows from investing activities:
      Acquisitions of property, plant and equipment     (2,714)     (248)
      Proceeds from the sale of property,
        plant and equipment                                  6       ---
                                                       _______    ______
Net cash used for investing activities                  (2,708)     (248)
                                                       _______    ______
Cash flows from financing activities:
      Net borrowings under revolving loan facility      14,025     6,750
      Net repayments under term loan facility           (3,000)      ---
      Net repayments under other loans                    (350)      ---
      Purchase of common stock for treasury               (671)      ---
      Net proceeds from the exercise of stock options       97       ---
                                                       _______    ______
Net cash provided by financing activities               10,101     6,750
                                                       _______    ______
Net increase (decrease) in cash and cash equivalents       438       (18)

Cash and cash equivalents:
      Beginning of period                                  154       200
                                                       _______    ______
      End of period                                    $   592    $  182
                                                       =======    ======
The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      ERO, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 1 - PRINCIPLES OF CONSOLIDATION:

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in conjunction with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, each as filed with the Securities and Exchange Commission.

         The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

         NOTE 2 - INVENTORIES:

         Inventories at June 30, 1996 and December 31, 1995 consist of the following:

                                             June 30,           December 31,
                                               1996                1995
                                           ___________          ___________

         Raw materials                     $ 8,893,000          $ 6,333,000
         Work-in-process                     2,890,000            3,090,000
         Finished goods                     16,982,000            7,578,000
                                           ___________          ___________
                                           $28,765,000          $17,001,000
                                           ===========          ===========

         NOTE 3 - COMMON STOCK REPURCHASE PROGRAM:

         During 1995, the Company's Board of Directors authorized the purchase of up to 500,000 shares of the Company's Common Stock. Such purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. During the six months ended June 30, 1996, the Company repurchased 105,000 shares of stock for total consideration of approximately $671,000.

         NOTE 4 - STOCK OPTION PLANS:

         During the six months ended June 30, 1996, 15,000 vested options were exercised under the 1988 Key Employee Stock Option Plan providing total proceeds to the Company of approximately $97,000 and approximately $3,000 of related income tax benefits.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, each as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements.

         Results of Operations
         _____________________

         Summary of Consolidated Financial Results
         (Dollars in millions)
                                             Three months ended
                                                   June 30,
                                             __________________
                                                                Increase
                                              1996      1995   (Decrease)
                                           _______________________________

         Net sales                           $29.6     $37.5    (21.1%)

         Gross profit margin                  37.5%     34.9%     7.4%

         Selling, general & administrative
           expense (as a percentage of sales) 28.0%     25.4%    10.2%

         Interest expense                     $2.0      $0.3    566.7%


         Summary of Consolidated Financial Results
         (Dollars in millions)
                                                 Six months
                                                   ended
                                                  June 30,
                                             __________________
                                                                Increase
                                              1996      1995   (Decrease)
                                           _________________________________

         Net sales                           $48.5     $52.3     (7.3%)

         Gross profit margin                  34.5%     35.8%    (3.6%)

         Selling, general & administrative
           expense (as a percentage of sales) 32.7%     28.2%    16.0%

         Interest expense                     $3.8      $0.6    533.3%

         Net sales for the second quarter of 1996 decreased by 21.1% as compared to the second quarter of last year. For the six months to date, sales decreased by 7.3% compared to last year. Sales in the Company's back-to-school and slumber businesses were significantly below the prior year due to a weak licensing environment. The Company had no boys licenses in its portfolio during the first half of 1996 to replace last year's sales of products featuring Batman(TM) and Mighty Morphin Power Rangers(TM).

         Sales in the Amav business, which was acquired in late 1995, and increases over the prior year in the water sports and children's room decor businesses due to new product introductions and increased account penetration, respectively, partially offset the sales decreases.

         The Company believes that its second half licensing portfolio is strong, including Warner Brothers' Space Jam, Disney's live-action 101 Dalmatians, Disney's Toy Story and R.L. Stine's Goosebumps(R). In addition, the Amav business is expected to exceed last year's second half performance as a result of new product introductions and expanded distribution.

         The gross profit margin for the second quarter of 1996 increased by 7.4% compared to the second quarter last year. This increase was due primarily to the discontinuation of the majority of the Company's sport bags and coolers products in 1995. These products, which provided sales of $1.9 million during the three months ended June 30, 1995, produced relatively low gross margins for the Company.

         The gross profit margin for the six months ended June 30, 1996 decreased by 3.6% compared to the first six months of 1995 due partially to a shift in the sales mix away from its slumber and back-to-school businesses which carry higher margins than the Company's water sports business. In addition, because most of this year's licensing events occur in the second half of the year, sales of the Company's licensed products did not result in the higher margins which typically accompany strong licenses.

         Selling, general and administrative expense for the three and six months ended June 30, 1996 increased by 10.2% and 16.0%, respectively, compared to the prior year. This increase was due primarily to the Amav acquisition. While a large part of its sales occur during the second half of the year, ERO now has higher fixed monthly costs for overhead expenses and acquisition amortization.

         Interest expense for the three and six month periods ended June 30, 1996 increased by $1.7 million and $3.2 million, respectively, due primarily to the Amav acquisition debt and additional working capital requirements related to Amav.

         Liquidity and Capital Resources
         _______________________________

         The six months ended June 30, 1996 was a period of operational cash outflows for the Company. During the period, cash was used to fund capital expenditures of $2.7 million, repurchase common stock for $0.7 million, repay $3.0 million under the Company's term loan facility, repay $0.3 million under the Company's other loan facilities and provide for certain normal operating fluctuations in the non-cash components of working capital. These outflows were offset, in part, by borrowings under the Company's revolving loan facility of $14.0 million and $0.1 million from the proceeds of the exercise of stock options.

         Management anticipates that cash generated from operations together with current working capital and the Company's credit facility will provide sufficient liquidity and capital resources to pursue the Company's current business strategy, including the funding of working capital, capital expenditures, acquisitions and other needs.

         PART II - OTHER INFORMATION


         Item 1.   Legal Proceedings

                   The Company is currently involved in several lawsuits arising in the ordinary course of business. The Company maintains insurance covering such liability, and does not believe that the outcome of any such lawsuits will have a material adverse effect on the Company's financial condition.

         Item 2.   Changes in Securities

                   None

         Item 3.   Defaults Upon Senior Securities

                   None

         Item 4.   Submission of Matters to a Vote of Security Holders

                   The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on April 18, 1996.

                   The number of shares of Common Stock of the Company issued and outstanding and entitled to vote on matters submitted at the Annual Meeting to the holders of Common Stock was 10,226,300.

                   There were present at the Annual Meeting, in person or by a valid proxy, holders of 10,046,339 shares of Common Stock, which was 98.2% of the total number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting and which constituted a quorum for purposes of voting on each of the matters submitted to the stockholders for their vote.

                   With respect to the election of directors, each nominee for director listed below received the number of votes set forth opposite his respective name:

                     Name of Nominee        Number of Votes
                     _______________        _______________

                     Thomas M. Gasner         9,605,973
                     Bruce V. Rauner          9,605,973

                   The above persons received a majority of the votes cast by the holders of the Common Stock and therefore were duly elected as directors of the Company.

                   With respect to the resolution regarding the ratification of the appointment of Price Waterhouse LLP as the Company's independent public accountants, such proposal received the number of votes set forth below:

                                         Number of Votes
                                         _______________
                     For                   10,031,694
                     Against                   12,200
                     Abstain                    2,445

                   Since a majority of the votes cast by the holders of the Common Stock, present and voting at the meeting, were votes for approval, such resolution was approved by the stockholders of the Company.

                   With respect to the resolution regarding approval of an amendment to the Corporation's 1992 Key Employee Stock Option Plan, such proposal received the number of votes set forth below:

                                         Number of Votes
                                         _______________

                     For                   9,798,882
                     Against                 238,767
                     Abstain                   8,690

                   Since a majority of the votes cast by the holders of the Common Stock, present and voting at the meeting, were votes for approval, such resolution was approved by the stockholders of the Company.

         Item 5.   Other Information

                   On August 6, 1996, the Company announced that Ted J. Lueken resigned his position as Chief Financial Officer to pursue other interests.

                   Additionally, Elliot W. Maluth resigned from the Board of Directors on July 31, 1996 to pursue other interests.

         Item 6.   Exhibits and Reports on Form 8-K

                   None

                                       SIGNATURES
                                       __________

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: August 14, 1996





                                         ERO, Inc.



                                       /s/ D. Richard Ryan, Jr.
                                     ___________________________

                                         D. Richard Ryan, Jr.
                                          Chairman, President
                                     and Chief Executive Officer


                                       /s/ Christopher A. Brown
                                      ____________________________

                                         Christopher A. Brown
                                       Principal Financial Officer