Form 10-Q
period 1996-09-30
ERO INC
filed 1996-11-14
CIK 884319

Form 10-Q

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON,  D.C.  20549

                            QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 1996      Commission File Number 0-19942


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


                                 (847) 803-9200
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__                       No _____

At November 13, 1996, there were 10,241,300 shares outstanding of the Company's Common Stock ($0.01 par value).

   PART I -  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS

                                   ERO, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                             September 30,   December 31,
                                                 1996           1995
                                             _____________   ____________
                                              (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                $   1,939      $     154
     Trade accounts receivable, net of
       allowance for doubtful accounts           45,339         38,679
     Inventories                                 30,006         17,001
     Prepaid expenses and other current
       assets                                     4,057          2,662
     Prepaid income taxes                           637            ---
                                              _________      _________
TOTAL CURRENT ASSETS                             81,978         58,496
                                              _________      _________
PROPERTY, PLANT AND EQUIPMENT, at cost,
   net of accumulated depreciation               21,336         20,348
                                              _________      _________
OTHER ASSETS:
    Deferred charges, net of accumulated
      amortization                                3,015          3,283
    Intangible assets, net of accumulated
      amortization                               57,558         61,212
    Deferred tax benefit                            268            799
                                              _________      _________
TOTAL OTHER ASSETS                               60,841         65,294
                                              _________      _________
TOTAL ASSETS                                  $ 164,155      $ 144,138
                                              =========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   ERO, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                             September 30,   December 31,
                                                 1996           1995
                                             _____________   ____________
                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt        $   8,207        $   6,728
     Accounts payable                            11,014            6,398
     Accrued expenses:
        Compensation                              1,350            1,207
        Commissions and royalties                 1,951            2,861
        Advertising, freight and other
          allowances                              4,996            4,777
        Purchase price                              ---            2,960
        Other                                     1,557            1,991
     Income taxes payable                           ---            2,882
                                              _________        _________
TOTAL CURRENT LIABILITIES                        29,075           29,804
                                              _________        _________

LONG-TERM DEBT:
     Revolving loan                              42,150           15,225
     Term loan                                   48,000           54,000
     Other loans                                  8,535            9,045
                                              _________        _________
TOTAL LONG-TERM DEBT                             98,685           78,270
                                              _________        _________
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value,
       9,947,700 shares authorized, no
       shares issued and outstanding                ---              ---
     Common stock, $0.01 par value,
       50,000,000 shares authorized,
       10,361,300 shares and 10,346,300
       shares issued, respectively                  104              103
     Capital in excess of par value              39,089           38,990
     Foreign currency translation adjustment        (96)             324
     Accumulated deficit                         (1,929)          (3,251)
     Common stock held in treasury, 120,000
       shares and 15,000 shares, respectively,
       at cost                                     (773)            (102)
                                              _________        _________
TOTAL STOCKHOLDERS' EQUITY                       36,395           36,064
                                              _________        _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 164,155        $ 144,138
                                              =========        =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                ERO, INC.
                      CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share data)
                               (unaudited)

                                     For the three months ended September 30,
                                     ________________________________________

                                                 1996          1995
                                                 ____          ____

Net sales                                      $49,633       $28,238
Cost of sales                                   31,322        18,255
                                               _______       _______
Gross profit                                    18,311         9,983
Selling, general and administrative expense     10,540         7,957
                                               _______       _______
Operating income                                 7,771         2,026
Interest expense                                 2,575           308
                                               _______       _______
Income before income taxes                       5,196         1,718
Income tax provision                             2,129           704
                                               _______       _______
Net income                                     $ 3,067       $ 1,014
                                               =======       =======

Net income per share                             $0.30         $0.10

Weighted average number of shares
  outstanding (in thousands)                    10,278        10,529

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                ERO, INC.
                      CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share data)
                               (unaudited)

                                      For the nine months ended September 30,
                                      _______________________________________

                                                 1996          1995
                                                 ____          ____

Net sales                                      $98,125       $80,523
Cost of sales                                   63,081        51,837
                                               _______       _______
Gross profit                                    35,044        28,686
Selling, general and administrative expense     26,395        22,709
                                               _______       _______
Operating income                                 8,649         5,977
Interest expense                                 6,410           913
                                               _______       _______
Income before income taxes                       2,239         5,064
Income tax provision                               917         2,079
                                               _______       _______
Net income                                     $ 1,322       $ 2,985
                                               =======       =======

Net income per share                             $0.13         $0.28

Weighted average number of shares
  outstanding (in thousands)                    10,305        10,522


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                ERO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (unaudited)

                                      For the nine months ended September 30,
                                      _______________________________________

                                                    1996        1995
                                                    ____        ____
Cash flows from operating activities:
     Net income                                    $1,322      $2,985
     Adjustments to reconcile net income
     to net cash used for operating activities:
      Depreciation of property, plant and equipment 1,998         835
      Amortization of other assets                  2,415       1,473
      Deferred income taxes                           531        (528)
      (Gain) loss on the disposition of
        property, plant and equipment                   1          (3)
      Provision for losses on accounts receivable     524          95
      Tax benefit of stock options exercised            3         ---
      Changes in current assets and current
       liabilities, net of acquisitions:
         Accounts receivable                       (7,339)      2,284
         Inventories                              (13,195)     (5,478)
         Prepaid expenses and other current assets (1,420)       (207)
         Accounts payable                           4,666        (321)
         Accrued expenses                          (2,002)     (2,657)
         Income taxes                              (3,519)     (1,065)
                                                  _______      ______
Net cash used for operating activities            (16,015)     (2,587)
                                                  _______      ______
Cash flows from investing activities:
 Acquisitions of property, plant and equipment     (3,216)       (523)
 Proceeds from the sale of property,
  plant and equipment                                   6         ---
                                                  _______      ______
Net cash used for investing activities             (3,210)       (523)
                                                  _______      ______
Cash flows from financing activities:
  Net borrowings under revolving loan facility     26,925       3,200
  Net repayments under term loan facility          (4,500)        ---
  Net repayments under other loans                   (531)        ---
  Financing fees paid                                (310)        ---
  Purchase of common stock for treasury              (671)        ---
  Net proceeds from the exercise of stock
   options                                             97         ---
                                                  _______      ______
Net cash provided by financing activities          21,010       3,200
                                                  _______      ______
Net increase in cash and cash equivalents           1,785          90

Cash and cash equivalents:
      Beginning of period                             154         200
                                                  _______      ______
      End of period                               $ 1,939      $  290
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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in conjunction with the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, each as filed with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - INVENTORIES:

Inventories at September 30, 1996 and December 31, 1995 consist of the following:

                                  September 30,     December 31,
                                      1996              1995
                                  _____________     ____________

Raw materials                     $ 8,227,000       $ 6,333,000
Work-in-process                     3,993,000         3,090,000
Finished goods                     17,786,000         7,578,000
                                  ___________       ___________
                                  $30,006,000       $17,001,000
                                  ===========       ===========

NOTE 3 - COMMON STOCK REPURCHASE PROGRAM:

During 1995, the Company's Board of Directors authorized the purchase of up to 500,000 shares of the Company's Common Stock. Such purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. During the nine months ended September 30, 1996, the Company repurchased 105,000 shares of stock for total consideration of approximately $671,000.

NOTE 4 - STOCK OPTION PLANS:

During the nine months ended September 30, 1996, 15,000 vested options were exercised under the 1988 Key Employee Stock Option Plan providing total proceeds to the Company of approximately $97,000 and approximately $3,000 of related income tax benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION:

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in the Company's Quarterly
Report on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, each as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements.

Results of Operations
_____________________

Summary of Consolidated Financial Results
(Dollars in millions)
                                   Three months ended
                                      September 30,
                                   __________________
                                                       Increase
                                      1996     1995   (Decrease)
                                  ________________________________

Net sales                            $49.6    $28.2     75.9%

Gross profit margin                   36.9%   35.4%      4.2%

Selling, general & administrative
  expense (as a percentage of sales)  21.2%   28.2%    (24.8%)

Interest expense                      $2.6    $0.3      $2.3


Summary of Consolidated Financial Results
(Dollars in millions)
                                  Nine months ended
                                    September 30,
                                  _________________
                                                     Increase
                                      1996    1995  (Decrease)
                                  ______________________________

Net sales                            $98.1   $80.5     21.9%

Gross profit margin                   35.7%   35.6%     0.3%

Selling, general & administrative
  expense (as a percentage of sales)  26.9%   28.2%    (4.6%)

Interest expense                      $6.4    $0.9     $5.5

Net sales for the third quarter of 1996 increased to $49.6 million, or 75.9%, as compared to $28.2 million in the third quarter of last year. For the nine months to date, sales increased to $98.1 million, or 21.9%, compared to $80.5 million last year. The increase in sales is primarily attributable to sales in the Amav business, acquired during the fourth quarter of 1995.

With the acquisition of Amav, less than half of the Company's 1996 revenues are expected to be from licensed products. However, a greater share of the Company's revenues will now occur during the last four months of the year. These changes will be particularly noticeable in 1996 due to an overall weakness in the Company's license portfolio during the first half of this year followed by what appears to be strong fourth quarter licenses such as Warner Brothers' Space Jam, Disney's live-action 101 Dalmatians, Disney's Toy Story and R.L. Stine's Goosebumps(R).

The gross profit margin for the three and nine months ended September 30, 1996 increased to 36.9% of net sales and 35.7% of net sales, or an increase of 4.2% and 0.3%, respectively, compared to the prior year. The increase was due primarily to the relatively higher margins generated by the Amav business.

Selling, general and administrative expense as a percentage of sales for the three and nine months ended September 30, 1996 decreased to 21.2% of net sales and 26.9% of net sales, or a decrease of 24.8% and 4.6%, respectively, compared to the prior year. This decrease is due primarily to a shift in the sales mix to the Amav business whose branded products do not generate royalty expense.

Interest expense for the three and nine month periods ended September 30, 1996 increased by $2.3 million and $5.5 million, respectively, due primarily to the Amav acquisition debt and additional working capital requirements related to Amav.

Liquidity and Capital Resources
_______________________________

The nine months ended September 30, 1996 was a period of operational cash outflows for the Company. During the period, cash was used to fund capital expenditures of $3.2 million, repay $4.5 million under the Company's term loan facility, repurchase common stock for $0.7 million, repay $0.5 million under the Company's other loan facilities, fund financing fees of $0.3 million related to amending the Company's Credit Facility and provide for certain normal operating fluctuations in the non-cash components of working capital. These outflows were offset, in part, by borrowings under the Company's revolving loan facility of $26.9 million and $0.1 million from the proceeds of the exercise of stock options.

Management anticipates that cash generated from operations together with current working capital and the Company's credit facility will provide sufficient liquidity and capital resources to pursue the Company's current business strategy, including the funding of working capital, capital expenditures, acquisitions and other needs.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is currently involved in several lawsuits arising in the ordinary course of business. The Company maintains insurance covering such liability, and does not believe that the outcome of any such lawsuits will have a material adverse effect on the Company's financial condition or consolidated results of operations.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          On October 17, 1996, William T. Alldredge resigned from the Board of Directors to pursue other interests.

          On October 17, 1996, the Board of Directors elected Lee M. Mitchell to serve on the Board as a Director to fill the vacancy created by the resgination of William T. Alldredge.

Item 6.   Exhibits and Reports on Form 8-K

          None

                             SIGNATURES
                             __________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1996





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