Form 10-K
period 1996-12-31
ERO INC
filed 1997-03-31
CIK 884319

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934)
                   For the fiscal year ended December 31, 1996

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934)
               For the transition period from _________ to _________

                          Commission File Number: 0-19942

                                   ERO, Inc.
              (Exact name of registrant as specified in its charter)

                Delaware                                    36-3573286
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
            or organization)                               Number)

                585 Slawin Court, Mount Prospect, Illinois  60056-2183
             (Adress of principal executive offices, including zip code)

                                   (847) 803-9200
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $0.01 per share
                                   Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997 was $53,007,084.

On March 3, 1997, there were 10,266,300 shares of the registrant's Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting of stockholders to be held April 17, 1997 (the "1997 Proxy Statement").

                                     ERO, INC.

                          1996 ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS


                                       PART I

Item 1.      Business................................................

Item 2.      Properties..............................................

Item 3.      Legal Proceedings.......................................

Item 4.      Submission of Matters to a Vote of Security Holders.....

                                      PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters.....................................

Item 6.      Selected Financial Data.................................

Item 7.      Management's Discussion and Analysis of Financial
             Conditions and Results of Operations....................

Item 8.      Financial Statements and Supplementary Data.............

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.......

Item 11.     Executive Compensation...................................

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management...............................................

Item 13.     Certain Relationships and Related Transactions...........

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.................................................

                                        PART I

Item 1.    Business

General

ERO, Inc. ("ERO" or the "Company") is a leading designer, manufacturer, importer and marketer of licensed and branded Children's Leisure Products. ERO's major product areas are grouped into four business units: ERO Industries, Inc. ("ERO Industries"), which consists of Slumber Shoppe and water sports; Amav Industries, Inc. ("Amav"), which consists of children's activities, arts and crafts; Impact, Inc. ("Impact"), which consists of back-to-school products;
and Priss Prints, Inc. ("Priss Prints"), which consists of children's room decor products. The Company's products are sold to all major mass merchants and big box retailers such as toy stores, office superstores, home improvement centers and specialty craft stores.

ERO is a Delaware corporation which was organized in February 1988 by certain members of ERO's management, Golder, Thoma, Cressey Fund III, Limited Partnership and other investors to acquire ERO Industries, Inc. Prior to such acquisition, ERO Industries was publicly owned and its common stock was traded on the American Stock Exchange.

Business Strategy

The Company's primary objective is to increase shareholder value.
Its strategies to accomplish that goal include: pursuing the business of Children's Leisure Products, concentrating on those activities where the Company can achieve a significant competitive advantage, penetrating multiple departments of mass merchants and other efficient retailers, offering superior customer service, and pursuing growth through strategic acquisitions that complement its strategy.

The environment for selling children's products has changed dramatically during the last two decades. Five retailers now account for approximately
54% of toy sales in America, while the number of mediums companies must invest in to build a viable brand has grown with new television networks, cable television and videos. The course ERO has chosen to navigate in this environment is to "rent" great brands where the Company thinks a brand is essential, while developing the rest of its product lines to provide excellent value to the consumer with superior margin and inventory turn performance for the retailer.

In categories such as slumber, back-to-school, and children's room decor, where the brand is essential, ERO has acquired broad portfolios of licenses of the most highly promoted and advertised characters to give the Company a competitive edge. And in large activity toys and craft kits, where function is at least as important as brand, the Company has combined great engineering, capital intensity and vertical integration to put more value in its products, at substantially lower costs, in order to create a competitive advantage.

ERO also attempts to reduce the risks associated with retailer concentration by servicing multiple departments of the major retailers. In addition to the toy department, the Company sells Children's Leisure Products to the sporting goods, home improvement, stationery, domestics and juvenile departments.

Acquisitions

The Company made no acquisitions during the year ended December 31, 1996. Recent prior year acquisitions include the 1995 purchase of Amav Industries Ltd., manufacturers of children's arts, crafts and activities, the 1994 purchase of Impact International, Inc. and Impact Designs, Ltd., marketers of licensed school supplies, and the 1994 purchase of a Canadian manufacturer and distributor of licensed products.

Products

ERO Industries

Slumber Shoppe includes: slumber bags, a lightweight indoor sleeping bag for slumber parties and children's nap times; carrying cases, which are large enough to fit the slumber bags, along with pajamas, toothbrushes and other items a child might need for a "sleepover"; play tents for indoor use; and children's furniture, including foam and bean bag chairs. All of these products feature popular licensed characters, such as Mickey's Stuff for Kids, Barbie, Pooh and Batman and Robin . For the years ended December 31, 1996, 1995 and 1994, Slumber Shoppe accounted for 30%, 40% and 48% of ERO's net sales, respectively.

The water sports category includes a full range of personal flotation devices and other swim and pool products, including masks, fins, snorkels and goggles marketed under the Coral brand name. ERO's primary focus within this area is on children's water activities. The Company is the premier supplier of U.S. Coast Guard approved children's flotation products. For the years ended December 31, 1996, 1995 and 1994, water sports products accounted for 10%, 11% and 13% of ERO's net sales, respectively.

Both Slumber Shoppe and water sports products are sold to sporting goods buyers and toy buyers at major retailers. ERO's domestic manufacturing operations produce both slumber bags and flotation devices. The balance of the line is imported from contract suppliers in China, Taiwan, Italy and Indonesia.

Amav

Amav is a fully integrated manufacturer of children's products sold under the Amav brand name. Amav's products are grouped in two categories: arts and crafts, including craft kits; and activities, including game tables, easels and play kitchens. Amav manufactures over 90% of its products in an 800,000 square foot production facility in Montreal, Canada.

The acquisition of Amav in 1995 added a strong non-licensed line to ERO's existing mix of businesses. In addition, Amav added immediate growth potential with a compounded annual growth rate of more than 40% over the last six years. Amav has achieved a high level of success with its new product introductions and, due to the universal appeal of its products, is ERO's most promising vehicle for international growth.

For the years ended December 31, 1996, 1995 and 1994, Amav's products accounted for 42%, 19% and 0% of ERO's net sales, respectively.

Impact

Impact's products include a broad line of fashionable school supplies, including back packs, book bags, lunch kits, luggage, fanny packs and locker bags, and stationery products such as portfolios, binders, study kits, pencils, and theme books. Impact leverages its licensing and graphic strengths across all of these products, providing children with full sets of items featuring the characters they love. Because of the age group Impact targets, its revenues are typically derived from licensing events, such as Batman and Robin and Jurassic Park:The Lost World, rather than classic licenses. For the years ended December 31, 1996, 1995 and 1994, Impact's products accounted for 9%, 20% and 26% of ERO's net sales, respectively.

Priss Prints

Priss Prints' product line includes character-licensed stick-on and peel-off wall decorations for children's rooms. Priss' products are very popular with mothers of toddlers since they can decorate a room with the child's favorite theme in minutes. Its most popular licenses are classics such as 101 Dalmatians, Disney Babies and Pooh. For the years ended December 31, 1996, 1995 and 1994, Priss Prints products accounted for 8%, 7% and 6% of ERO's net sales, respectively.


Licenses and Licensing

An important element in ERO's marketing strategy is the ability to differentiate its products and stimulate sales by using various popular characters and well-known brand names on its products. Accordingly, ERO emphasizes the acquisition and maintenance of a broad portfolio of character licenses. Rather than attempting to select a few licenses with speculative appeal, ERO maintains multiple licenses in several categories, including classics (Mickey's Stuff for Kids, Barbie, Pooh and 101 Dalmatians) and contemporary (such as Disney's Hercules, Jurassic Park:The Lost World and Batman and Robin). ERO's brand names include Coral, Priss Prints and Amav. Sales tend to be concentrated in a limited number of character licenses in each year, although the revenue generated by any particular license varies year-to-year. For the years ended December 31, 1996, 1995 and 1994, the five licenses with the highest sales in each year accounted for approximately 30%, 49% and 65% of ERO's net sales, respectively.

ERO's license agreements are typically for two years requiring payments of approximately 10-12% of licensed product revenues. In some cases, ERO's renewal terms are based upon meeting specified sales levels, while in other cases they are based on informal understandings or arrangements. License agreements typically are subject to termination by the licensor upon failure of the licensee to meet various performance standards.

For the year ended December 31, 1996, royalties paid to licensors represented approximately 7% of ERO's consolidated net sales. Under the terms of certain license agreements, ERO is required to pay minimum guaranteed fees to the licensor over the life of the agreement. The guaranteed license fees payable by ERO have not been significant because ERO's annual percentage royalties have generally exceeded its contractual minimum requirements for its licenses.

International

The section labeled "Note 11 - Geographic Information" which appears on page 20 in the 1996 annual report is incorporated herein by reference.

For the years ended December 31, 1996, 1995, and 1994, ERO's sales to customers located outside the United States totaled $21.3 million, $11.3 million and $8.7 million, respectively.

Manufacturing and Supply

ERO currently produces slumber bags, personal flotation devices, juvenile furniture and children's room decor in its Georgia manufacturing plant. ERO's activities, arts and crafts products are produced in its Quebec and New York manufacturing facilities. The remainder of the Company's products are purchased from manufacturers located in the United States, the People's Republic of China, Taiwan, Italy and Indonesia. In 1996, ERO manufactured approximately 75% of sales in its own facilities. The Company believes that this has a positive impact on its ability to meet its customers needs for rapid response delivery with a minimum of inventory levels. In addition, because ERO's slumber products and water sports products are produced during different times of the year, ERO is able to level production costs in all of its plants during the year and, consequently, is able to minimize higher costs usually associated with seasonal facilities. ERO believes that raw materials and labor necessary to produce its products are readily available.

Competition

ERO operates in a highly competitive environment, with many other companies seeking to license characters and sell children's products to mass merchandisers. Some of these companies are larger and have greater financial resources than ERO. ERO believes that it is the largest marketer of products included in ERO Industries' Slumber Shoppe product group. ERO is one of a number of companies competing for markets with respect to products in its water sports, Impact, Priss Prints and Amav lines. In addition, ERO competes with many others for licenses to use popular characters.

Competitive factors in the market for ERO's products include characters licensed, cost, product design and quality, new product innovation and inventiveness of marketing and distribution approaches. Competitive factors in the market for character licenses include royalty levels, breadth of product lines, timely royalty reporting and payment, artistic applications and compliance with licensors' guidelines.

Employees

As of December 31, 1996, ERO had 1,195 employees. ERO believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified employees. None of ERO's employees are represented by a labor union. ERO has not experienced any work stoppages and considers its relations with its employees to be good.

Environmental

ERO believes that its operations currently comply in all material respects with applicable federal, state and local environmental laws and regulations. ERO does not anticipate any significant expenditures in order to continue to comply with such laws and regulations.

Significant Concentration of Customers

A significant level of the Company's net sales is generated from approximately five retail companies that serve national markets. Sales to the Company's top five customers aggregated approximately 56%, 60% and 61% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Three of the Company's customers, Toys "R" Us, Wal-Mart and Target each accounted for over 10% of the Company's net sales during 1996, 1995 and 1994, aggregating approximately 46%, 49% and 52% of net sales, respectively.

Backlog

Because the vast majority of ERO's sales are made in response to customer orders and satisfied relatively promptly, ERO's backlog is not significant.

Item 2.    Properties

The following table provides certain information regarding the Company's principal facilities:
                                                                                                 Date
                         Approximate                                                         Constructed,
                           Square       Type of                                               Acquired or
Location                   Footage      Interest          Description of Use                 First Occupied
Saint Laurent, Quebec*     800,000       Owned         Amav Sales, Administration,
                                                      Manufacturing and Distribution             1995
Hazlehurst, Georgia**      230,000       Owned     ERO Industries and Impact Manufacturing
                                                       Manufacturing and Distribution            1947
Plattsburgh, New York***    80,000       Owned       Amav Manufacturing and Distribution         1995
Mount Prospect, Illinois    38,000      Leased     ERO and ERO Industries Corporate Office       1992
Hazlehurst, Georgia         27,000      Leased          Priss Prints Distribution                1986
Boca Raton, Florida          5,000      Leased          Impact Sales and Marketing               1994
Dallas, Texas                4,000      Leased        Priss Prints Sales and Marketing           1995

*This property is subject to a hypothecary claim of first rank in favor of Amav Industries Ltd. and a hypothecary claim of second rank in favor of The First National Bank of Chicago, as agent for the lenders under a credit agreement.

**This property is subject to a deed of trust in favor of The
First National Bank of Chicago, as agent for the lenders under a credit agreement.

***This property is subject to security agreements in favor of the lenders to the Company.

The Company believes that its properties and equipment are in good condition and that it has sufficient capacity to meet its current manufacturing and distribution needs.

Item 3.    Legal Proceedings

The Company is currently involved in several lawsuits arising in the ordinary course of business. The Company maintains product liability insurance and does not believe that the outcome of any such lawsuits will have a material adverse effect on the Company's financial condition. Although historically the Company has not been required to pay any material liability claims, there can be no assurance that the Company will not incur claims which are in excess of its insurance.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the year ended December 31, 1996.

                                         PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

The sections labeled "Note 12 - Quarterly Financial Data" and "Stockholder Information" which appear on pages 20 and 24, respectively, in the 1996 Annual Report are incorporated herein by reference. The Company has not paid cash dividends historically, and does not intend to do so in the foreseeable future.

Item 6.    Selected Financial Data

The section labeled "Five-Year Financial Summary" which appears on page 22 in the 1996 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The section labeled "Management's Discussion and Analysis of Financial Conditions and Results of Operations" which appears on pages 7 and 8 in the 1996 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements, notes thereto and Report of Independent Accountants thereon which appear on pages 9 through 21 in the 1996 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                       PART III

Item 10.         Directors and Executive Officers of the Registrant

(a)     Directors of the Registrant.

The section labeled "Election of Directors" which appears in the 1997 Proxy Statement is incorporated herein by reference.

(b)     Executive Officers of the Registrant.

The following table sets forth certain information concerning the Company's executive officers:

Name                         Age                            Position
D. Richard Ryan, Jr           57        Chairman, President and Chief Executive Officer
Thomas M. Gasner              51        Executive Vice President of Operations
Mark D. Renfree               39        Senior Vice President of Finance and Chief Financial
                                         Officer

D. Richard Ryan, Jr., 57, joined the Company in 1993, was elected to the Board of Directors in 1994 and currently serves as Chairman, President and Chief Executive Officer. Prior to joining the Company, Mr. Ryan was President and Chief Executive Officer of Dansk International Designs, Ltd. from November of 1985 through August of 1991, President and Chief Executive Officer of
Marley Holdings, Inc. from 1981 through 1985 and President of General
Housewares Corp.'s Cookware Group from 1974 through 1981.

Thomas M. Gasner, 51, joined the Company in 1981 and currently serves as Executive Vice President of Operations where his responsibilities include production, inventory control and purchasing. Mr. Gasner has been a member of the Board of Directors since 1988.

Mark D. Renfree, 39, joined the Company in 1997 and currently serves as the Company's Senior Vice President of Finance and Chief Financial Officer where his responsibilities include financial planning, treasury, accounting, credit, human resources, management information systems, insurance and negotiating and monitoring the Company's borrowing facilities. Prior to joining the Company, Mr. Renfree served as Senior Vice President of Finance and Chief
Financial Officer of Premier Health Alliance from 1995 through 1996 and
Senior Vice President of Finance and Administration and Chief Financial
Officer of ProGroup from 1992 through 1994.

Item 11.   Executive Compensation

The section labeled "Executive Compensation" which appears in the 1997 Proxy
Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The section labeled "Security Ownership" which appears in the 1997 Proxy
Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

None.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents Filed as Part of this Report

(1) Financial Statements

The following financial statements contained on pages 9 through 21 in the 1996 Annual Report are incorporated herein by reference:

       Report of Independent Accountants

       Consolidated Income Statements for the Years Ended December 31, 1996,
       1995 and 1994

       Consolidated Balance Sheets as of December 31, 1996 and 1995

       Consolidated Statements of Cash Flows for the Years Ended December 31,
       1996, 1995 and 1994

       Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule VIII - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits

(1)      3.1 Restated Certificate of Incorporation of the Company

(1)      3.2 By-laws of the Company

(1)      4.1 Form of certificate representing shares of Common Stock of the
             Company

(1)     10.1 Voting Agreement, dated July 15, 1988, as amended February 27,
             1992, among the Company, GTC Fund III, certain other investors and certain senior managers of the Company ("Senior Management")

(1)     10.2 Registration Agreement, dated July 15, 1988, among the Company,
             GTC Fund III, certain other investors and Senior Management

(1)     10.3 Form of Senior Management Agreement, dated July 15, 1988, as amended April 1, 1991 and February 26, 1992, between the Company and Senior Management

(1)     10.4 1992 Key Employee Stock Option Plan

(1)     10.5 1992 Directors' Stock Option Plan

(2)     10.6 Lease Agreement, dated May 26, 1992, between Opus North Company and ERO Industries, Inc.

(2)     10.7 Amendment to Voting Agreement, dated as of April 1, 1992, among the Company, GTC Fund III and Senior Management

(3)     10.8 Employment Agreement, effective January 1, 1994, between Impact,
             Inc. and Kenneth Litvack

(3)     10.9 Lease, dated November 30, 1993, between Hazlehurst Main Street,
             Inc. and ERO Industries, Inc.

(3)    10.10 Lease, dated September 27, 1990, between Compson Group, Ltd.
             and Impact International, Inc., First Addendum to the Lease, effective July 1, 1991, Second Addendum to the Lease, dated
             August 24, 1993 and Assignment of the Lease, dated February 11,
             1994, by Impact International, Inc. to and in favor of Impact, Inc.

(3)    10.11 The Third Restatement of ERO Industries, Inc. Retirement Income
             Plan (401(k))

(4)    10.12 Second Amended and Restated Credit Agreement dated as of
             December 14,1995, among ERO Industries, Inc., the financial institutions party thereto and The First National Bank of Chicago, as agent

(4)    10.13 Asset Purchase Agreement, dated October 19, 1995, among Amav
             Industries Ltd., Avi Sochaczevski, Amos Sochaczevski, as seller,
             ERO Industries, Inc., ERO NY Acquisition, Inc. and ERO Canada
             Acquisition, Ltd., as buyer

(5)    10.14 Lease, dated September 15, 1995 between CleveTrust Realty Investors and Priss Prints, Inc.

(5)    10.15 Employment Agreement, dated December 14, 1995, between Amav
             Industries, Ltd. (formerly ERO Canada Acquisition, Ltd.) and
             Avi Sochaczevski

(5)    10.16 Employment Agreement, dated December 14, 1995, between Amav
             Industries, Ltd. (formerly ERO Canada Acquisition, Ltd.) and
             Amos Sochaczevski

       10.17 1997 ERO, Inc. Incentive Compensation Plan

       10.18 1997 ERO Industries, Inc. Incentive Compensation Plan

       10.19 1997 ERO Industries, Inc. Sales Incentive Compensation Plan

       10.20 1997 Priss Prints, Inc. Incentive Compensation Plan

       10.21 1997 Impact, Inc. Incentive Compensation Plan

       10.22 1997 ERO Canada, Inc. Incentive Compensation Plan

       10.23 Second Amendment to the Third Restatement of ERO Industries,
             Inc. Retirement Income Plan (401(k))

       10.24 ERO, Inc. Nonqualified Deferred Compensation Plan dated
             January 27, 1997

       10.25 Amendment Number One, dated March 31, 1996, Amendment Number Two, dated June 28, 1996 and Amendment Number Three, dated March 3,
             1997, to the Second Amended and Restated Credit Agreement, dated as of December 14, 1995, among ERO Industries, Inc., the financial institutions party thereto and The First National Bank of Chicago, as agent

       10.26 Employment Agreement dated April 3, 1996 between ERO Industries,
             Inc. and Barry J. Ryan

        13.1 Annual Report to Stockholders for the year ended December 31,
             1996

(6)     21.1 Subsidiaries of the Company

        27.1 Financial Data Schedule

         ___________
    (1)    Incorporated by reference to the respective exhibit to the Company's
           Registration Statement on  Form  S-1 (File No. 33-46102).

    (2) Incorporated by reference to the respective exhibit to the Company's Report on Form 10-K (File No. 0-19942) for the fiscal year ended December 31, 1992.

    (3) Incorporated by reference to the respective exhibit to the Company's Report on Form 10-K (File No. 0-19942) for the fiscal year ended December 31, 1993.

    (4) Incorporated by reference to the respective exhibit to the Company's Current Report on Form 8-K (File No. 0-19942), regarding the acquisition of Amav Industries Ltd., dated December 18, 1995 and filed on December 29, 1995.

    (5)    Incorporated by reference to the respective exhibit to the Company's
           Report on Form 10-K (File No. 0-19942) for the fiscal year ended
           December 31, 1995.

    (6)    Incorporated by reference to the section labeled "Operating
           Subsidiaries" which appears on page 23 in the Company's 1996
           Annual Report.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ERO, Inc.

                                    By: /s/Mark D. Renfree

Date: March 28, 1997                Mark D. Renfree
                                    Senior Vice President of Finance and
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the date set forth above.


          Signature                               Capacity


/s/ D. Richard Ryan, Jr.     Chairman of the Board, President and Chief
    D. Richard Ryan, Jr.       Executive Officer (principal executive officer)

/s/ Thomas M. Gasner         Executive Vice President of Operations and Director
    Thomas M. Gasner

/s/ Mark D. Renfree          Senior Vice President of Finance
    Mark D. Renfree            (principal financial and accounting officer)

/s/ Robert J. Lipsig         Director
    Robert J. Lipsig

/s/ Arthur S. Nicholas       Director
    Arthur S. Nicholas

/s/ Bruce V. Rauner          Director
    Bruce V. Rauner

/s/ Lee M. Mitchell          Director
    Lee M. Mitchell

Report of Independent Accountants on Financial Statement Schedule


To the Board of Directors and
Stockholders of ERO, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 7, 1997 appearing on page 21 of the 1996 Annual Report to Shareholders of ERO, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/Price Waterhouse LLP

Chicago, Illinois
February 7, 1997

                                              ERO, Inc.
                                            Schedule VIII
                           Valuation and Qualifying Accounts and Reserves
                       For the Years Ended December 31, 1996, 1995, and 1994



                                                          Additions                    Deletions
                                                   ------------------------    --------------------------

                                                                                               Foreign
                                       Balance at   Charged to   Charged                       Currency        Balance
Description of Allowances              Beginning    Costs and    to Other                     Translation      at End
 and Reserves                           of Year      Expenses    Accounts      Write-offs     Adjustment       of Year
----------------------------------    ------------  ----------  ----------     -----------    -----------    -----------

1996
  Allowance for doubtful accounts     $  1,038,000  $  770,000  $(559,000)(1)  $  (920,000)    $ (42,000)   $   287,000
  Accumulated amortization
   of deferred charges                   1,127,000     945,000         --       (1,510,000)(3)        --        562,000
  Accumulated amortization
   of intangible assets                 11,569,000   2,450,000         --               --       (45,000)    13,974,000

1995
  Allowance for doubtful acccounts    $    241,000  $  343,000  $ 723,000 (2)  $  (269,000)           --    $ 1,038,000
  Accumulated amortization
   of deferred charges                   1,248,000     529,000         --         (650,000)(3)        --      1,127,000
  Accumulated amortization
   of intangible assets                  9,861,000   1,708,000         --               --            --     11,569,000

1994
  Allowance for doubtful accounts     $     81,000  $  460,000         --      $  (300,000)           --    $   241,000
  Accumulated amortization
   of deferred charges                     632,000     616,000         --               --            --      1,248,000
  Accumulated amortization
   of intangible assets                  8,293,000   1,568,000         --               --            --      9,861,000



(1) Represents correction of prior year reserve established on the opening balance sheet pursuant to the Amav Industries Ltd.
    acquisition.

(2) Represents reserve established on the opening balance sheet pursuant to the Amav Industries Ltd. acquisition.

(3) Represents the removal of fully amortized items from the accounts.

