Form 10-Q
period 1997-03-31
ERO INC
filed 1997-05-01
CIK 884319

Form 10-Q

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON,  D.C.  20549

                            QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 1997       Commission File Number 0-19942


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

Yes __X__                       No _____

At April 30, 1997, there were 10,274,300 shares outstanding of the Company's Common Stock ($0.01 par value).

  PART I -  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                                                     ERO, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)

                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                         (unaudited)
                                                                         ___________         ___________
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $  1,364             $  5,094
     Trade accounts receivable, net of
       allowance for doubtful accounts                                      22,419               48,296
     Inventories                                                            25,237               22,058
     Prepaid expenses and other current assets                               5,067                4,085
     Prepaid income taxes                                                    3,084                  ---
                                                                          ________             ________

TOTAL CURRENT ASSETS                                                        57,171               79,533
                                                                          ________             ________
PROPERTY, PLANT AND EQUIPMENT, at cost,
   net of accumulated depreciation                                          20,244               20,871
                                                                          ________             ________
OTHER ASSETS:
    Deferred charges, net of accumulated amortization                        2,592                2,648
    Intangible assets, net of accumulated amortization                      56,374               56,942
                                                                          ________             ________

TOTAL OTHER ASSETS                                                          58,966               59,590
                                                                          ________             ________

TOTAL ASSETS                                                              $136,381             $159,994
                                                                          ========             ========
The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                     ERO, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)

                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                         (unaudited)
                                                                         ___________         ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                    $  9,393            $  8,893
     Accounts payable                                                        7,765               9,389
     Accrued expenses:
        Compensation                                                         1,139               1,131
        Commissions and royalties                                            2,578               4,793
        Advertising, freight and other allowances                            1,963               3,821
        Other                                                                2,160               1,600
     Income taxes payable                                                      ---                  70
                                                                          ________            ________

TOTAL CURRENT LIABILITIES                                                   24,998              29,697
                                                                          ________            ________
LONG-TERM DEBT:
     Revolving loan                                                         17,600              31,525
     Term loan                                                              43,500              46,000
     Other loans                                                             8,938               9,222
                                                                          ________            ________

TOTAL LONG-TERM DEBT                                                        70,038              86,747
                                                                          ________            ________

DEFERRED TAX LIABILITY                                                         696                 536
                                                                          ________            ________
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 9,947,700
      shares authorized, no shares issued and outstanding                      ---                 ---
     Common stock, $0.01 par value, 50,000,000 shares
      authorized, 10,394,300 shares issued                                     104                 104
     Capital in excess of par value                                         39,329              39,173
     Foreign currency translation adjustment                                  (365)                  3
     Retained earnings                                                       2,354               4,507
     Common stock held in treasury, 120,000 shares
       and 15,000 shares,respectively, at cost                                (773)               (773)
                                                                          ________            ________

TOTAL STOCKHOLDERS' EQUITY                                                  40,649              43,014
                                                                          ________            ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $136,381            $159,994
                                                                          ========            ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         ERO, INC.
                               CONSOLIDATED INCOME STATEMENTS
                            (In thousands, except per share data)
                                        (unaudited)

                                                  For the three months ended March 31,
                                                  ____________________________________

                                                         1997              1996
                                                         ____              ____

Net sales                                              $19,939           $18,883
Cost of sales                                           13,814            13,264
                                                       _______           _______

Gross profit                                             6,125             5,619
Selling, general and administrative expense              7,763             7,553
                                                       _______           _______

Operating loss                                          (1,638)           (1,934)
Interest expense                                         2,010             1,846
                                                       _______           _______

Loss before income taxes                                (3,648)           (3,780)
Income tax benefit                                      (1,495)           (1,552)
                                                       _______           _______

Net loss                                               $(2,153)          $(2,228)
                                                       =======           =======

Net loss per share                                      ($0.20)           ($0.21)

Weighted average number of shares
  outstanding (in thousands)                            10,652            10,364


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                          ERO, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                         (unaudited)

                                                              For the three months ended March 31,
                                                              ____________________________________

                                                                       1997           1996
                                                                       ____           ____
Cash flows from operating activities:
     Net loss                                                        $(2,153)       $(2,228)
     Adjustments to reconcile net loss
        to net cash provided by operating activities:
           Depreciation of property, plant and equipmen                  742            631
           Amortization of other assets                                  715            847
           Deferred income taxes                                         160            592
           Provision for losses on accounts receivable                    68            164
           Tax benefit of stock options exercised                         18            ---
           Changes in current assets and current liabilities, net of
             acquisitions:
                Accounts receivable                                   25,659         16,523
                Inventories                                           (3,304)        (3,181)
                Prepaid expenses and other current asse                 (982)          (611)
                Accounts payable                                      (1,592)           102
                Accrued expenses                                      (3,469)        (3,648)
                Income taxes payable                                  (3,154)        (4,398)
                                                                     _______        _______

Net cash provided by operating activities                             12,708          4,793
                                                                     _______        _______
Cash flows from investing activities:
      Acquisitions of property, plant and equipment                     (289)          (448)
                                                                     _______        _______

Net cash used for investing activities                                  (289)          (448)
                                                                     _______        _______

Cash flows from financing activities:
      Net repayments under revolving loan facility                   (13,925)        (1,275)
      Net repayments under term loan facility                         (2,000)        (1,500)
      Net repayments under other loans                                  (284)          (182)
      Financing fees paid                                                (78)           ---
      Net proceeds from the exercise of stock options                    138            ---
      Purchase of common stock for treasury                              ---           (671)
                                                                     _______        _______

Net cash used for financing activities                               (16,149)        (3,628)
                                                                     _______        _______

Net increase (decrease) in cash and cash equivalents                  (3,730)           717

Cash and cash equivalents:
      Beginning of period                                              5,094            154
                                                                     _______        _______

      End of period                                                  $ 1,364        $   871
                                                                     =======        =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - INVENTORIES:

Inventories at March 31, 1997 and December 31, 1996 consist of the following:

                                           March 31,           December 31,
                                             1997                  1996
                                          ___________          ____________

Raw materials                             $ 7,277,000          $ 6,823,000
Work-in-process                             4,161,000            1,720,000
Finished goods                             13,799,000           13,515,000
                                          ___________          ___________

                                          $25,237,000          $22,058,000
                                          ===========          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

Results of Operations
_____________________

Summary of Consolidated Financial Results
(Dollars in millions)
                                           Three months
                                              ended
                                             March 31,
                                         _________________
                                                             Increase
                                           1997     1996    (Decrease)
                                        _______________________________

Net sales                                 $19.9    $18.9       5.3%

Gross profit margin                        30.7%    29.8%      3.0%

Selling, general & administrative
  expense (as a percentage of sales)       38.9%    40.0%     (2.8)%

Interest expense                          $ 2.0    $ 1.8      11.1%

The Company's first quarter results reflect the seasonal nature of its business. The majority of the Company's sales occur in the third and fourth quarters, while a substantial portion of its expenses remain relatively consistent throughout the year.

Net sales for the first quarter of 1997 increased 5.3% to $19.9 million as compared to the first quarter of last year. The first quarter sales growth can be attributed to the Company's Slumber Shoppe and Priss Prints businesses whose emphasis on classic licenses resulted in gaining year-round placement at certain retailers.

The gross profit margin for the quarter ended March 31, 1997 increased 3.0% compared to the prior year due to improved pricing on its licensed products when compared to a relatively weak performance in licensed products in the first quarter of 1996.

Selling, general and administrative expense as a percentage of sales decreased 2.8% as the Company was able to control fixed cost spending in a period of increased revenues.

Interest expense increased by 11.1% compared to the prior year due to higher interest rates and an increase in working capital requirements.

Liquidity and Capital Resources
_______________________________

Net cash generated from operating activities during the three months ended March 31, 1997 totaled approximately $12.7 million. These cash flows, together with cash on-hand, were principally used to repay $16.2 million under the Company's loan facilities and fund capital expenditures of $0.3 million.

Management anticipates that cash generated from operations together with current working capital and the Company's credit facility will provide sufficient liquidity and capital resources to pursue the Company's current business strategy, including the funding of working capital, capital expenditures, and other needs.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Recent Events

         On April 10, 1997, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Hedstrom Corporation and HC Acquisition Corp. (the "Purchaser"). Pursuant to the Merger Agreement, on April 17, 1997, the Purchaser commenced a tender offer to purchase all of the issued and outstanding shares of common stock of the Company at $11.25 net per share in cash.


Item 6.  Exhibits and Reports on Form 8-K

         A Current Report on Form 8-K dated April 10, 1997 regarding the Company's merger agreement with Hedstrom
         Corporation was filed with the Securities and Exchange Commission on April 16, 1997.

                                    SIGNATURES
                                    __________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 1997



                                       ERO, Inc.



                                           /s/ Mark D. Renfree
                                      ________________________________

                                             Mark D. Renfree
                                      Senior Vice President of Finance
                                        and Chief Financial Officer